Form 10-K
period 2006-12-31
NovaStar Mortgage Funding Trust, Series 2006-1
filed 2007-03-29
CIK 1359814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006
                                       OR
[ ]     TRANSITION REPORT  PURSUANT TO  SECTION  13 OR 15(d) OF  THE  SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from           to


                                        Commission File Number: 333-131111-03

                 NOVASTAR MORTGAGE FUNDING TRUST, SERIES 2006-1
                                (Issuing Entity)

                  NOVASTAR CERTIFICATES FINANCING CORPORATION
             (Exact name of Depositor as specified in its charter)

                             NOVASTAR MORTGAGE, INC.
               (Exact name of Sponsor as specified in its charter)

         Delaware                                           48-1195807
State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                           Identification No.)

8140 Ward Parkway, Suite 300
Kansas City, Missouri                                          64114
(Address of Principal Executive Offices)                     (Zip Code)

       Registrant's telephone number, including area code : (816) 237-7000


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1 Any annual report to security holders; (2) Any proxy information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders
for fiscal year ended date December 24, 1980).    None

PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Not Applicable.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

         Not Applicable.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.


PART IV

Item 15. Exhibits, Financial Statement Schedules.

         (a)(1) Financial Statements:
                Not Applicable.

         (a)(2) Financial Statement Schedules:
                Not Applicable.

         (a)(3) The following documents are filed as a part of this report:

                Exhibit No.

                31.1   Rule 13a-14(d)/15d-14(d) Certification

         (b)    The exhibits required  to be  filed  by  Registrant pursuant  to
                Item 601 of Regulation S-K are listed in the Exhibit Index that immediately follows the signature page hereof.

         (c)    Not Applicable.

                 ADDITIONAL DISCLOSURE ITEMS FROM REGULATION AB


Item 1112(b) of Regulation AB,  Significant Obligor Financial Information

         Not Applicable.

Item 1114(b)(2) and Item 1115(b) of Regulation AB, Significant Enhancement Provider Financial Information

         Not Applicable.

Item 1117 of Regulation AB, Legal Proceedings

         In December 2005, a putative class action was filed against NovaStar Mortgage Inc. ("NMI") in the United States District Court for the Western District of Washington entitled Pierce et al. v. NovaStar Mortgage, Inc. Plaintiffs contend that NMI failed to disclose prior to closing that a broker payment would be made on their loans, which was an unfair and deceptive practice in violation of the Washington Consumer Protection Act. Plaintiffs seek excess interest charged, and treble damages as provided in the Washington Consumer Protection Act and attorney's fees. On October 31, 2006, the district court granted plaintiffs' motion to certify a Washington state class. NMI sought to appeal the grant of class certification; however, a panel of the Ninth Circuit Court of Appeals denied the request for interlocutory appeal so review of the class certification order must wait until after a final judgment is entered, if necessary. The case is set for trial on April 23, 2007. NMI believes that it has valid defenses to plaintiffs' claims and it intends to vigorously defend against them.

         In addition, NMI is currently a party to various other legal proceedings and claims, including, but not limited to, breach of contract claims, class action or individual claims for violations of the RESPA, FLSA, federal and state laws prohibiting employment discrimination, federal and state laws prohibiting discrimination in lending and federal and state licensing and consumer protection laws.

         While management, including internal counsel, currently believes that the ultimate outcome of all these proceedings and claims will not have a material adverse effect on NMI's financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on NMI's financial condition and results of operations.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions

         Same as disclosed in the Prospectus.

Item 1122 of Regulation AB,  Compliance with applicable Servicing Criteria

         (a)    The following documents are filed as part of this report.

                Exhibit No.

                33.1 Management's Report on Assessment of Compliance with SEC
                     Regulation AB Servicing Criteria, NovaStar Mortgage, Inc.
                33.2 Assertion of Compliance With Applicable Servicing Criteria
                     The Bank of New York & The Bank of New York Trust Company
                33.3 Management's Report on Assessment of Compliance with
                     Applicable Servicing Criteria, JPMorgan Chase Bank, N.A.
                33.4 Report on Compliance with Applicable Servicing Criteria
                     Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934, U.S. Bank National Association
                34.1 Report  of  Independent  Registered Public Accounting Firm
                     (Deloitte & Touche and PricewaterhouseCoopers)
                34.2 Report  of  Independent  Registered Public Accounting Firm
                     (Ernst & Young)
                34.3 Report  of  Independent  Registered Public Accounting Firm
                     (PricewaterhouseCoopers)
                34.4 Report  of  Independent  Registered Public Accounting Firm
                     (Ernst & Young)

The  following   parties  have  reported  one  or  more  instances  of  material noncompliance with applicable servicing criteria in their reports on assessments of compliance:

The Servicer and Trustee have reported material noncompliance with applicable servicing criteria. The Servicer's report on assessment of compliance is attached as Exhibit 33.1 and the Trustee's report on assessment of compliance is attached as Exhibit 33.3.

Item 1123 of Regulation AB,  Servicer Compliance Statement

         (a)    The following document are filed as part of this report.

                Exhibit No.

                35.1 Officer's Certificate Regarding Annual Statement of Compliance

Supplemental information to be furnished with reports filed pursuant to section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 Of The Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to noteholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


By:     NovaStar Certificates Financing Corporation

By:     /s/ Matt Kaltenrieder
        ---------------------------------------
Name:   Matt Kaltenrieder
Title:  Vice President
Date:   March 28, 2007

                                  EXHIBIT INDEX

Exhibit     Description

 31.1       Rule 13a-14(d)/15d-14(d) Certification

 33.1 Management's Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, NovaStar Mortgage, Inc.

 33.2 Assertion of Compliance With Applicable Servicing Criteria The Bank of New York and The Bank of New York Trust Company, as Indenture Trustee

 33.3 Management's Report on Assessment of Compliance with Applicable Servicing Criteria, JPMorgan Chase Bank, N.A., as Indenture Trustee

 33.4       Report on Compliance with Applicable Servicing Criteria Pursuant to
            Item 1122 of Regulation AB under the Securities Exchange Act of 1934 U.S. Bank, National Association, as Custodian

 34.1 Report of Independent Registered Public Accounting Firm NovaStar Mortgage, Inc. -
            (Deloitte & Touche and PricewaterhouseCoopers)

 34.2       Report of Independent Registered Public Accounting Firm
            The Bank of New York and The Bank of New York Trust Company, as Indenture Trustee - (Ernst & Young)

 34.3 Report of Independent Registered Public Accounting Firm JPMorgan Chase Bank, N.A., as Indenture Trustee -
            (PricewaterhouseCoopers)

 34.4       Report of Independent Registered Public Accounting Firm
            U.S. Bank, National Association, as Custodian - (Ernst & Young)

 35.1       Officer's Certificate Regarding Annual Statement of Compliance

                                  EXHIBIT 31.1
                                ----------------
                     Rule 13a-14(d)/15d-14(d) Certification


                                 CERTIFICATION


I, Matt Kaltenrieder, certify that:


1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of NovaStar Mortgage Funding Trust, Series 2006-1 (the "Exchange Act periodic reports");

2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

4. Based on my knowledge and the servicer compliance statement required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank National Association, as Custodian and Bank of New York, as Trustee.

Date:  March 22, 2007

                                        /s/ Matt Kaltenrieder
                                        -------------------------
                                        Matt Kaltenrieder
                                        Vice President

                                  EXHIBIT 33.1
                                ----------------

                 MANAGEMENT'S REPORT ON ASSESSMENT OF COMPLIANCE
                    WITH SEC REGULATION AB SERVICING CRITERIA
                             NovaStar Mortgage, Inc.

Management of NovaStar Mortgage, Inc., a Virginia corporation, (Servicer) provides this platform-level assertion of compliance with the servicing criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission.

Management has determined that the following servicing criteria are applicable in regards to the following servicing platform for the following period as follows.

Platform: Publicly-issued (i.e. transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 for which we served as the Servicer. The platform includes the following transactions:

                                                        Date of PSA
                                                        ---------------
NovaStar Mortgage Funding Trust, Series 2006-1          April 1, 2006
NovaStar Mortgage Funding Trust, Series 2006-MTA1       May 1, 2006
NovaStar Mortgage Funding Trust, Series 2006-2          June 1, 2006
NovaStar Mortgage Funding Trust, Series 2006-3          June 1, 2006
NovaStar Mortgage Funding Trust, Series 2006-4          August 1, 2006
NovaStar Mortgage Funding Trust, Series 2006-5          September 1, 2006
NovaStar Mortgage Funding Trust, Series 2006-6          December 1, 2006

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required by the related transaction agreements as to any transaction, except for the following criteria: 1122(d)(3)(ii), (3)(iii),
(3)(iv), (4)(ii), and (4)(xv).

Third party classified as a vendor: With respect to servicing criteria 1122(d)(4)(xi) and (xii) management engaged Proctor Financial Inc. (January 1, 2006 to September 15, 2006) to perform activities required by these servicing criteria. The company's management has determined that this vendor is not considered a "servicer" as defined in Item 110(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

Period: January 1, 2006 to December 31, 2006.

With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

  - The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

  -  The Company has assessed compliance with the Applicable Servicing Criteria.

  - As of December 31, 2006 and for the Period, the Company was in material compliance with all Applicable Servicing Criteria with respect with the Platform taken as a whole, except as follows: certain monthly bank reconciliations were not prepared and reviewed timely, certain monthly bank reconciliations contained reconciling items that were not cleared timely, reassignment of loans within the Mortgage Electronic Registration System
     (MERS) was not performed and fidelity bond insurance coverage was not at the level required by the servicing agreements. Control activities related to these items have been implemented and individual instances of non compliance have been or are in the process of being corrected.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


BY: /s/ Christopher S. Miller
-------------------------------------------------
Christopher S. Miller
Senior Vice President of Servicing


BY: /s/ Gregory S. Metz
-------------------------------------------------
Gregory S. Metz
Senior Vice President and Chief Financial Officer

Date:   March 9, 2007



                     REPORT ON ASSESSMENT OF COMPLIANCE WITH
                SECTION 1122(d)(2)(vi) and SECTION 1122(d)(4)(xi)
                       of REGULATION AB SERVICING CRITERIA

American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in 1122(d)(2)(vi), 1122(d)(4)(xi) and 1122(d)(4)(xii) of Title 17, 229.1122(d) of
the Code of Federal Regulations, which the Asserting Party has concluded are applicable to the insurance escrow servicing activities it performs with respect to all mortgage loan-tracking transactions covered by this report. The transactions covered by this report include all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"). The scope of the Asserting Party assertions excludes 1122(d)(4)(xii) of Title 17, 229.1122(d) of the Code of Federal Regulations, which relates to servicing activities that are performed by the Asserting Party with respect to the Platform, but are not reported on herein.

The Asserting Party has assessed its compliance with 1122(d)(2)(vi) and 1122(d)(4)(xi) ("the Applicable Servicing Criteria") for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period with respect to the Platform taken as a whole. The Asserting Party used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the Applicable Servicing Criteria.

The Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period ending December 31, 2006 as set forth in this assertion.

     American Security Insurance Company
     Standard Guaranty Insurance Company
     Safeco Financial Institution Solutions, Inc.


     By: /s/ John Frobose
     --------------------------------------------
     John Frobose
     Senior Vice President

     Date: February 23, 2007




                       REPORT ON ASSESSMENT OF COMPLIANCE

First American Real Estate Solutions of Texas, L.P. (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006, and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Section 229.1122(d)(1)(iv), (d)(2)(v),
(d)(2)(vi), (d)(2)(vii), (d)(4)(xi), (d)(4)(xii) and (d)(4)(xiii) of the Code of
Federal Regulations applicable to the Asserting Party (the "Applicable Servicing Criteria"). The transactions covered by this report include all asset-backed securities transactions that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform Transactions") for which the Asserting Party served as the tax service provider.

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that, except as set forth hereinbelow, the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period with respect to the Platform Transactions taken as a whole.

The Asserting Party assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with the servicing criterion set forth in Section 229.1122(d)(2)(vii)(B) of the CFR with respect to the Platform. Specifically, the Asserting Party did not prepare reconciliations for all asset-backed securities related bank accounts within 30 calendar days after the bank statement cut-off date or such number of days specified in the transaction agreements.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period as set forth in this assertion.

FIRST AMERICAN REAL ESTATE SOLUTIONS OF TEXAS, L.P.
By:   First American Real Estate Solutions LLC
      General Partner

/s/ Lucy A. Przybyla
---------------------
Lucy A. Przybyla
Senior Vice President
March 12, 2007

                                  EXHIBIT 33.2
                                ----------------

           ASSERTION OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

The Bank of New York and The Bank of New York Trust Company, N.A. (collectively, the "Company") provides this platform-level assessment of compliance with the servicing criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission.

Management has determined that the following servicing criteria are applicable in regards to the following servicing platform for the following period:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent or custodial services. The platform includes like kind transactions for which the Company provided trustee, securities administrator, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions.

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required by the related transaction agreements as to any transaction, except for the following criteria: 1122 (d) (1)(ii), (iii), (iv),
(4) (iv), (v), (vi), (vii), (viii), (ix), (x), (xi), (xii) and (xiii).

Period: Twelve months ended December 31, 2006.

With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

- The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

- The  Company has assessed  compliance with the  Applicable Servicing Criteria.

- As of December 31, 2006 and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.


Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


        The Bank of New York                    The Bank of New York
        The Bank of New York Trust              The Bank of New York Trust
            Company, N.A.                           Company, N.A.

        By: /s/ Robert L. Griffin               By: /s/ Patrick J. Tadie
            ----------------------                  ----------------------
            Robert L. Griffin                       Patrick J. Tadie
            Authorized Signer                       Authorized Signer


March 1, 2007

                                  EXHIBIT 33.3
                                ----------------
              Management's Report on Assessment of Compliance with
                          Applicable Servicing Criteria
                 JPMorgan Chase Bank, N.A., as Indenture Trustee


     JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of September 30, 2006 and for the period from January 1, 2006 through September 30, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements and excluding the criteria set forth in 17 CFR 229.1122(d) (1)(ii)-(iv), (2)(iii), (2)(vi), (4)(i)-(ii), and (4)(iv)-(xiv)
which the Asserting Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report (such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers certain asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit card receivables, dealer floor plans, retail installment contracts and manufactured housing contracts for which transactions the Asserting Party performs the Applicable Servicing Criteria as trustee, securities administrator or paying agent that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the reporting period (the "Platform"), as listed in Appendix A.

     The Asserting Party has (i) used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that, other than as identified on Appendix B, the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of September 30, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, stating that the Asserting Party has complied with the Applicable Servicing Criteria, except for material instances of non-compliance identified on Appendix B, as of September 30, 2006 and for the Reporting Period.

JPMorgan Chase Bank, National Association

/s/ Kelly A. Mathieson
-----------------------
Kelly A. Mathieson, Managing Director
Date:  March 14, 2007


--------------------------------------------------------------------------------
                                   Appendix A
--------------------------------------------------------------------------------
                         BA Master Credit Card Trust II
                   Capital Auto Receivables Asset Trust 2006-1
                      Capital One Auto Finance Trust 2006-A
                      Capital One Auto Finance Trust 2006-B
                Capital One Prime Auto Receivables Trust, 2006-1
                      Centex Home Equity Loan Trust 2006-A
                          Chase Auto Owner Trust 2006-A
                          Chase Auto Owner Trust 2006-B
          Chase Credit Card Master Trust, Series 1996-2 (Class A and B)
          Chase Credit Card Master Trust, Series 1996-3 (Class A and B)
                  Chase Credit Card Master Trust, Series 2001-1
                  Chase Credit Card Master Trust, Series 2001-2
                  Chase Credit Card Master Trust, Series 2001-4
                  Chase Credit Card Master Trust, Series 2001-6
                  Chase Credit Card Master Trust, Series 2002-1
                  Chase Credit Card Master Trust, Series 2002-3
                  Chase Credit Card Master Trust, Series 2002-5
                  Chase Credit Card Master Trust, Series 2002-7
                  Chase Credit Card Master Trust, Series 2003-1
                  Chase Credit Card Master Trust, Series 2003-2
                  Chase Credit Card Master Trust, Series 2003-3
                  Chase Credit Card Master Trust, Series 2003-4
                  Chase Credit Card Master Trust, Series 2003-5
                  Chase Credit Card Master Trust, Series 2003-6
                  Chase Credit Card Master Trust, Series 2004-1
                  Chase Credit Card Master Trust, Series 2004-2
                   Chase Mortgage Finance Trust Series 2006-A1
                   Chase Mortgage Finance Trust Series 2006-S1
                   Chase Mortgage Finance Trust Series 2006-S2
                          ChaseFlex Trust Series 2006-1
                          ChaseFlex Trust Series 2006-2
                     Citigroup Mortgage Loan Trust 2006-CB3
                           CNH Equipment Trust 2006-A
                           CNH Equipment Trust 2006-B
             CWHEQ Revolving Home Equity Loan Trust, Series 2006- F
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-A
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-B
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-C
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-D
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-E
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-G
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-H
                        DaimlerChrysler Auto Trust-2006-A
            Ford Credit Floorplan Master Owner Trust A, Series 2006-3
            Ford Credit Floorplan Master Owner Trust A, Series 2006-4
                      GMACM Home Equity Loan Trust 2006-HE1
                      GMACM Home Equity Loan Trust 2006-HE2
                      GMACM Home Equity Loan Trust 2006-HE3
                      GMACM Home Equity Loan Trust 2006-HE4
                        GMACM Home Loan Trust 2006-HLTV1
                       GMACM Mortgage Loan Trust 2006-AR2
                            GS Auto Loan Trust 2006-1
                          GSAA Home Equity Trust 2006-1
                         GSAA Home Equity Trust 2006-12
                          GSAA Home Equity Trust 2006-3
                          GSAA Home Equity Trust 2006-5
                          GSAA Home Equity Trust 2006-6
                          GSAA Home Equity Trust 2006-9
                         GSR Mortgage Loan Trust 2006-4F
                    Honda Auto Receivables 2006-1 Owner Trust
                     IXIS Real Estate Capital Trust 2006-HE1
                     IXIS Real Estate Capital Trust 2006-HE2
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE2
                 J.P. Morgan Mortgage Acquisition Corp. 2006-HE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-WMC1
                J.P. Morgan Mortgage Acquisition Trust 2006-ACC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CW1
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE2
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC2
                 J.P. Morgan Mortgage Acquisition Trust 2006-RM1
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC2
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC3
                    Nationstar Home Equity Loan Trust 2006-B
                   Newcastle Mortgage Securities Trust 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-2
                 NovaStar Mortgage Funding Trust, Series 2006-3
                NovaStar Mortgage Funding Trust, Series-2006-MTA1
                Origen Manufactured Housing Contract Trust 2006-A
                 Ownit Mortgage Loan Trust, Series 2006-1 Trust
                 Popular ABS Mortgage Pass-Through Trust 2006-A
                 Popular ABS Mortgage Pass-Through Trust 2006-B
                 Popular ABS Mortgage Pass-Through Trust 2006-C
                 Popular ABS Mortgage Pass-Through Trust 2006-D
                           RAAC Series 2006-SP1 Trust
                           RAAC Series 2006-SP2 Trust
                           RAAC Series 2006-SP3 Trust
                           RAMP Series 2006-RS1 Trust
                           RAMP Series 2006-RS2 Trust
                           RAMP Series 2006-RS3 Trust
                           RAMP Series 2006-RS4 Trust
                           RAMP Series 2006-RS5 Trust
                           RAMP Series 2006-RZ1 Trust
                           RAMP Series 2006-RZ2 Trust
                           RAMP Series 2006-RZ3 Trust
                           RAMP Series 2006-RZ4 Trust
                          RFMSII Series 2006-HSA1 Trust
                      The Home Equity Loan Trust 2006-HSA2
                      The Home Equity Loan Trust 2006-HSA3
                      The Home Equity Loan Trust 2006-HSA4
                      The Home Equity Loan Trust 2006-HSA5
                          The Home Loan Trust 2006-HI1
                          The Home Loan Trust 2006-HI2
                          The Home Loan Trust 2006-HI3
                          The Home Loan Trust 2006-HI4
                          USAA Auto Owner Trust 2006-1
                          USAA Auto Owner Trust 2006-2

--------------------------------------------------------------------------------
                                   APPENDIX B
--------------------------------------------------------------------------------
                       Material Instances of Noncompliance

During the Reporting Period, the Company has identified the following material instances of noncompliance the Applicable Servicing Criteria.

     CFR  Item   1122(d)(3)(i):   Certain  monthly   investor   reports  omitted
     information required by the transaction agreements and/or contained errors in the information presented.

     CFR Item 1122(d)(3)(ii): Certain monthly investor distributions contained errors as to amounts due to certain investors.

                               Remediation Efforts

Errors and omissions were corrected and appropriate measures were taken to avoid similar errors and omissions.
--------------------------------------------------------------------------------


        Management's Report on Assessment of Compliance with Applicable
                               Servicing Criteria

     JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of October 1, 2006 and for the period from October 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements excluding the criteria set forth in 17 CFR 229.1122(d)
(1)(i)-(iv),  (2)(i)-(vi),  (3)(i)-(iv),  and  (4)(i)-(xv),  which the Asserting
Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report (such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by residential mortgages and home equity loans, auto loans, credit cards, dealer floor plans, retail installment contracts and manufactured housing contracts for which transactions the Asserting Party performs the applicable servicing criteria, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were either (1) issued during the calendar year ending December 31, 2006 or (2) issued prior to the calendar year ending December 31, 2006 and remain subject to the reporting requirements under the Securities and Exchange Act of 1934, as amended (the "Platform"), as listed in Appendix A.

     The Asserting Party has (i) used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this report.

JPMorgan Chase Bank, National Association

/s/ Brian Goldman
------------------------------------
Brian Goldman, Senior Vice President
Date:  March 12, 2007


--------------------------------------------------------------------------------
                                   Appendix A
--------------------------------------------------------------------------------
                         BA Master Credit Card Trust II
                   Capital Auto Receivables Asset Trust 2006-1
                   Capital Auto Receivables Asset Trust 2006-2
                      Capital One Auto Finance Trust 2006-A
                      Capital One Auto Finance Trust 2006-B
                      Capital One Auto Finance Trust 2006-C
                 Capital One Prime Auto Receivables Trust 2006-2
                Capital One Prime Auto Receivables Trust, 2006-1
                      Centex Home Equity Loan Trust 2006-A
                          Chase Auto Owner Trust 2006-A
                          Chase Auto Owner Trust 2006-B
          Chase Credit Card Master Trust, Series 1996-2 (Class A and B)
          Chase Credit Card Master Trust, Series 1996-3 (Class A and B)
                  Chase Credit Card Master Trust, Series 2001-1
                  Chase Credit Card Master Trust, Series 2001-2
                  Chase Credit Card Master Trust, Series 2001-4
                  Chase Credit Card Master Trust, Series 2001-6
                  Chase Credit Card Master Trust, Series 2002-1
                  Chase Credit Card Master Trust, Series 2002-3
                  Chase Credit Card Master Trust, Series 2002-5
                  Chase Credit Card Master Trust, Series 2002-7
                  Chase Credit Card Master Trust, Series 2003-1
                  Chase Credit Card Master Trust, Series 2003-2
                  Chase Credit Card Master Trust, Series 2003-3
                  Chase Credit Card Master Trust, Series 2003-4
                  Chase Credit Card Master Trust, Series 2003-5
                  Chase Credit Card Master Trust, Series 2003-6
                  Chase Credit Card Master Trust, Series 2004-1
                  Chase Credit Card Master Trust, Series 2004-2
                   Chase Mortgage Finance Trust Series 2006-A1
                   Chase Mortgage Finance Trust Series 2006-S1
                   Chase Mortgage Finance Trust Series 2006-S2
                   Chase Mortgage Finance Trust Series 2006-S3
                   Chase Mortgage Finance Trust Series 2006-S4
                          ChaseFlex Trust Series 2006-1
                          ChaseFlex Trust Series 2006-2
                     Citigroup Mortgage Loan Trust 2006-CB3
                           CNH Equipment Trust 2006-A
                           CNH Equipment Trust 2006-B
             CWHEQ Revolving Home Equity Loan Trust, Series 2006- F
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-A
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-B
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-C
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-D
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-E
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-G
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-H
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-I
                        DaimlerChrysler Auto Trust-2006-A
            Ford Credit Floorplan Master Owner Trust A, Series 2006-3
            Ford Credit Floorplan Master Owner Trust A, Series 2006-4
                    GE Equipment Midticket LLC, Series 2006-1
                      GMACM Home Equity Loan Trust 2006-HE1
                      GMACM Home Equity Loan Trust 2006-HE2
                      GMACM Home Equity Loan Trust 2006-HE3
                      GMACM Home Equity Loan Trust 2006-HE4
                      GMACM Home Equity Loan Trust 2006-HE5
                        GMACM Home Loan Trust 2006-HLTV1
                       GMACM Mortgage Loan Trust 2006-AR2
                            GS Auto Loan Trust 2006-1
                          GSAA Home Equity Trust 2006-1
                         GSAA Home Equity Trust 2006-12
                          GSAA Home Equity Trust 2006-3
                          GSAA Home Equity Trust 2006-5
                          GSAA Home Equity Trust 2006-6
                          GSAA Home Equity Trust 2006-9
                         GSR Mortgage Loan Trust 2006-4F
                    Honda Auto Receivables 2006-1 Owner Trust
                     IXIS Real Estate Capital Trust 2006-HE1
                     IXIS Real Estate Capital Trust 2006-HE2
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE2
                 J.P. Morgan Mortgage Acquisition Corp. 2006-HE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-WMC1
                J.P. Morgan Mortgage Acquisition Trust 2006-ACC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CH1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CH2
                 J.P. Morgan Mortgage Acquisition Trust 2006-CW1
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE2
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE3
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC2
                 J.P. Morgan Mortgage Acquisition Trust 2006-RM1
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC2
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC3
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC4
                    Nationstar Home Equity Loan Trust 2006-B
                   Newcastle Mortgage Securities Trust 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-2
                 NovaStar Mortgage Funding Trust, Series 2006-3
                NovaStar Mortgage Funding Trust, Series-2006-MTA1
                Origen Manufactured Housing Contract Trust 2006-A
                 Ownit Mortgage Loan Trust, Series 2006-1 Trust
                 Popular ABS Mortgage Pass-Through Trust 2006-A
                 Popular ABS Mortgage Pass-Through Trust 2006-B
                 Popular ABS Mortgage Pass-Through Trust 2006-C
                 Popular ABS Mortgage Pass-Through Trust 2006-D
                 Popular ABS Mortgage Pass-Through Trust 2006-E
                           RAAC Series 2006-SP1 Trust
                           RAAC Series 2006-SP2 Trust
                           RAAC Series 2006-SP3 Trust
                           RAMP Series 2006-RS1 Trust
                           RAMP Series 2006-RS2 Trust
                           RAMP Series 2006-RS3 Trust
                           RAMP Series 2006-RS4 Trust
                           RAMP Series 2006-RS5 Trust
                           RAMP Series 2006-RZ1 Trust
                           RAMP Series 2006-RZ2 Trust
                           RAMP Series 2006-RZ3 Trust
                           RAMP Series 2006-RZ4 Trust
                          RFMSII Series 2006-HSA1 Trust
                      The Home Equity Loan Trust 2006-HSA2
                      The Home Equity Loan Trust 2006-HSA3
                      The Home Equity Loan Trust 2006-HSA4
                      The Home Equity Loan Trust 2006-HSA5
                          The Home Loan Trust 2006-HI1
                          The Home Loan Trust 2006-HI2
                          The Home Loan Trust 2006-HI3
                          The Home Loan Trust 2006-HI4
                          USAA Auto Owner Trust 2006-1
                          USAA Auto Owner Trust 2006-2

                                  EXHIBIT 33.4
                                ----------------
                             Management's Assertion


  Report on Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934


U.S. Bank National Association ("U.S. Bank") as a party participating in the servicing function for the following transactions:

           U.S. Bank Corporate Trust Asset Backed Securities Platform*

hereby provides the following report on its assessment of compliance with the servicing criteria set forth in Item 1122 of Regulation AB applicable to it and as described on Exhibit A hereto:

1. U.S. Bank is responsible for assessing its compliance with the servicing criteria applicable to it as noted on the accompanying Exhibit A;

2. U.S. Bank used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria;

3. U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria.

4. Ernst & Young, a registered public accounting firm, has issued an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report.

                                        U.S. BANK NATIONAL ASSOCIATION
                                               /s/ Bryan R. Calder
                                               ------------------------
                                        Name:  Bryan R. Calder
                                        Title: Executive Vice President

Date: February 26, 2007


* The U.S. Bank Corporate Trust ABS Platform (the "Platform") consists of the activities involved in the performance of servicing functions for (i) publicly issued asset-backed and mortgage-backed transactions the securities of which were offered on or after January 1, 2006 and (ii) certain asset-backed transactions offered prior to January 1, 2006 for which the Issuer has voluntarily elected to make Regulation AB compliant filings under the Securities and Exchange Act of 1934, as amended. The Platform does not include transactions comprised of the repackaging of corporate debt and/or other agency securities.



EXHIBIT A to Management's Assertion

Reg AB
Reference            Servicing Criteria
--------------------------------------------------------------------------------------------------------------------
General Servicing Considerations
--------------------------------------------------------------------------------------------------------------------
1122(d)(1)(i)        Policies and procedures  are  instituted to monitor any  performance or other   Not Applicable
                     triggers and events of default in accordance with the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(1)(ii)       If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(1)(iii)      Any requirements in the transaction agreements to maintain a back-up            Not Applicable
                     servicer for the Pool Assets are maintained.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(1)(iv)       A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.
--------------------------------------------------------------------------------------------------------------------

Cash Collection and Administration
--------------------------------------------------------------------------------------------------------------------
1122(d)(2)(i)        Payments on pool assets are deposited into the appropriate custodial bank       Not Applicable
                     accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(2)(ii)       Disbursements made via wire transfer on behalf of an obligor or to an           Not Applicable
                     investor are made only by authorized personnel.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(2)(iii)      Advances of funds or guarantees regarding collections, cash flows or            Not Applicable
                     distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(2)(iv)       The related accounts for the transaction, such as cash reserve accounts or      Not Applicable
                     accounts established as a form of over collateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(2)(v)        Each custodial account is maintained at a federally insured depository          Not Applicable
                     institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(2)(vi)       Unissued checks are safeguarded so as to prevent unauthorized access.           Not Applicable
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(2)(vii)      Reconciliations are prepared on a monthly basis for all asset-backed            Not Applicable
                     securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.
--------------------------------------------------------------------------------------------------------------------

Investor Remittances and Reporting
--------------------------------------------------------------------------------------------------------------------
1122(d)(3)(i)        Reports to investors, including those to be filed with the Commission, are      Not Applicable
                     maintained in accordance with the transaction agreements and applicable
                     Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of
                     Pool Assets serviced by the Servicer.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(3)(ii)       Amounts due to investors are allocated and remitted in accordance with          Not Applicable
                     timeframes, distribution priority and other terms set forth in the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(3)(iii)      Disbursements made to an investor are posted within two business days to the    Not Applicable
                     Servicer's investor records, or such other number of days specified in the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(3)(iv)       Amounts remitted to investors per the investor reports agree with cancelled     Not Applicable
                     checks, or other form of payment, or custodial bank statements.
--------------------------------------------------------------------------------------------------------------------

Pool Asset Administration
--------------------------------------------------------------------------------------------------------------------
1122(d)(4)(i)        Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(ii)       Pool assets  and related documents are safeguarded as required by the transaction agreements
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(iii)      Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(iv)       Payments on pool assets, including any payoffs, made in accordance with the     Not Applicable
                     related pool asset documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related pool asset documents.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(v)        The Servicer's records regarding the pool assets agree with the Servicer's      Not Applicable
                     records with respect to an obligor's unpaid principal balance.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(vi)       Changes with respect to the terms or status of an obligor's pool assets         Not Applicable
                     (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(vii)      Loss mitigation or recovery actions (e.g., forbearance plans, modifications     Not Applicable
                     and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(viii)     Records documenting collection efforts are maintained during the period a       Not Applicable
                     pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(ix)       Adjustments to interest rates or rates of return for pool assets with           Not Applicable
                     variable rates are computed based on the related pool asset documents.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(x)        Regarding any funds held in trust for an obligor (such as escrow accounts):     Not Applicable
                     (A) such funds are analyzed, in accordance with the obligor's pool asset documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related pool assets, or such other number of days specified in the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(xi)       Payments made on behalf of an obligor (such as tax or insurance payments)       Not Applicable
                     are made on or before the related penalty or expiration dates, as indicated
                     on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(xii)      Any late payment penalties in connection with any payment to be made on         Not Applicable
                     behalf of an obligor are paid from the Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(xiii)     Disbursements made on behalf of an obligor are posted within two business       Not Applicable
                     days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(xiv)      Delinquencies, charge-offs and uncollectible accounts are recognized and        Not Applicable
                     recorded in accordance with the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(xv)       Any external enhancement or other support, identified in Item 1114(a)(1)        Not Applicable
                     through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.
--------------------------------------------------------------------------------------------------------------------



                             Management's Assertion

  Report on Compliance with Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934


U.S. Bank National Association ("U.S. Bank") as a party participating in the servicing function for the following transactions:

                  Wachovia Document Custody Services Platform*

hereby provides the following report on its assessment of compliance with the servicing criteria set forth in Item 1122 of Regulation AB applicable to it and as described on Exhibit A hereto:

1. U.S. Bank is responsible for assessing its compliance with the servicing criteria applicable to it as noted on the accompanying Exhibit A;

2. U.S. Bank used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria;

3. U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on January 1, 2006 and ending September 5, 2006, the end of the conversion period covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria.

4. Ernst & Young, a registered public accounting firm, has issues an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2006 and ending September 5, 2006, the end of the conversion period covered by the Form 10-K report.

                                            U.S. BANK NATIONAL ASSOCIATION
                                            /s/  Bryan R. Calder
                                            ---------------------------------
                                            Name:    Bryan R. Calder
                                            Title:   Executive Vice President

Date: February 26, 2007


* The Wachovia DCS Platform (the "Platform") consists of the activities involved in the performance of document custodian servicing functions for publicly issued mortgage-backed transactions the securities of which were offered on or after January 1, 2006 located at the former Wachovia sites during the period beginning on January 1, 2006 and ending on September 5, 2006, the Conversion Period, at which date the transactions were formally acquired by U.S. Bank Corporate Trust and subject to U.S. Bank Corporate Trust's operating systems, policies, and procedures.




EXHIBIT A to Management's Assertion

Reg AB
Reference            Servicing Criteria
--------------------------------------------------------------------------------------------------------------------
General Servicing Considerations
--------------------------------------------------------------------------------------------------------------------
1122(d)(1)(i)        Policies and procedures  are  instituted to monitor any  performance or other   Not Applicable
                     triggers and events of default in accordance with the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(1)(ii)       If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(1)(iii)      Any requirements in the transaction agreements to maintain a back-up            Not Applicable
                     servicer for the Pool Assets are maintained.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(1)(iv)       A fidelity bond and errors and omissions policy is in effect on the party       Not Applicable
                     participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.
--------------------------------------------------------------------------------------------------------------------

Cash Collection and Administration
--------------------------------------------------------------------------------------------------------------------
                                                                                                     Not Applicable
1122(d)(2)(i)        Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
                                                                                                     Not Applicable
1122(d)(2)(ii)       Disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized personnel.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(2)(iii)      Advances of funds or guarantees regarding collections, cash flows or            Not Applicable
                     distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
                                                                                                     Not Applicable
1122(d)(2)(iv)       The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of over collateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(2)(v)        Each custodial account is maintained at a federally insured depository          Not Applicable
                     institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.
------------------   -----------------------------------------------------------------------------   ---------------
                                                                                                     Not Applicable
1122(d)(2)(vi)       Unissued checks are safeguarded so as to prevent unauthorized access.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(2)(vii)      Reconciliations are prepared on a monthly basis for all asset-backed            Not Applicable
                     securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.
--------------------------------------------------------------------------------------------------------------------

Investor Remittances and Reporting
--------------------------------------------------------------------------------------------------------------------
1122(d)(3)(i)        Reports to investors, including those to be filed with the Commission, are      Not Applicable
                     maintained in accordance with the transaction agreements and applicable
                     Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of
                     Pool Assets serviced by the Servicer.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(3)(ii)       Amounts due to investors are allocated and remitted in accordance with          Not Applicable
                     timeframes, distribution priority and other terms set forth in the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
                                                                                                     Not Applicable
1122(d)(3)(iii)      Disbursements made to an investor are posted within two business days to the
                     Servicer's investor records, or such other number of days specified in the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
                                                                                                     Not Applicable
1122(d)(3)(iv)       Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.
--------------------------------------------------------------------------------------------------------------------

Pool Asset Administration
--------------------------------------------------------------------------------------------------------------------
1122(d)(4)(i)        Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(ii)       Pool assets  and related documents are safeguarded as required by the transaction agreements
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(iii)      Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(iv)       Payments on pool assets, including any payoffs, made in accordance with the     Not Applicable
                     related pool asset documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related pool asset documents.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(v)        The Servicer's records regarding the pool assets agree with the Servicer's      Not Applicable
                     records with respect to an obligor's unpaid principal balance.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(vi)       Changes with respect to the terms or status of an obligor's pool assets         Not Applicable
                     (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(vii)      Loss mitigation or recovery actions (e.g., forbearance plans, modifications     Not Applicable
                     and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(viii)     Records documenting collection efforts are maintained during the period a       Not Applicable
                     pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(ix)       Adjustments to interest rates or rates of return for pool assets with           Not Applicable
                     variable rates are computed based on the related pool asset documents.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(x)        Regarding any funds held in trust for an obligor (such as escrow accounts):     Not Applicable
                     (A) such funds are analyzed, in accordance with the obligors pool asset documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related pool assets, or such other number of days specified in the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(xi)       Payments made on behalf of an obligor (such as tax or insurance payments)       Not Applicable
                     are made on or before the related penalty or expiration dates, as indicated
                     on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(xii)      Any late payment penalties in connection with any payment to be made on         Not Applicable
                     behalf of an obligor are paid from the Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(xiii)     Disbursements made on behalf of an obligor are posted within two business       Not Applicable
                     days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(xiv)      Delinquencies, charge-offs and uncollectible accounts are recognized and        Not Applicable
                     recorded in accordance with the transaction agreements.
------------------   -----------------------------------------------------------------------------   ---------------
1122(d)(4)(xv)       Any external enhancement or other support, identified in Item 1114(a)(1)        Not Applicable
                     through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.
--------------------------------------------------------------------------------------------------------------------

                                  EXHIBIT 34.1
                                ----------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of
NovaStar Mortgage, Inc.
Kansas City, Missouri

We have examined NovaStar Mortgage, Inc.'s (the "Company's") compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006, for which the Company served as the servicer (the "Platform") described in the accompanying Management's Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria as of and for the year ended December 31, 2006, excluding criteria 1122 Sections (d)(3)(ii), (d)(3)(iii), (d)(3)(iv), (d)(4)(ii), and
(d)(4)(xv) which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management's assertion identifies the individual asset-backed transactions defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122(d)(4)(xi) and (d)(4)(xii) related to payments made for insurance and late penalties associated with payments not made timely, the Company has engaged a vendor to perform certain activities required by these servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to this vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06.

Our examination disclosed the following instances of material noncompliance with 1122(d)(1)(iv), 1122(d)(2)(vii) and 1122(d)(4)(i) applicable to the Company during the year ended December 31, 2006:

  - The Company did not maintain fidelity bond insurance coverage at the level required by the servicing agreements.

  - Certain monthly bank reconciliations were not prepared and reviewed timely. Additionally, certain monthly bank reconciliations contained reconciling items that had not been cleared timely.

  - The Company did not re-assign loans within the Mortgage Electronic Registration System (MERS) in accordance with the servicing agreements.

In our opinion, except for the instances of material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned applicable servicing criteria for the Platform as of and for the year ended December 31, 2006.

Management's   assertion  includes   management's   responses  to  the  material
noncompliance identified in our examination. Such responses have not been subjected to the procedures applied in our examination and, accordingly, we do not express an opinion or provide any form of assurance on the appropriateness of the responses or the effectiveness of any corrective actions described herein.


/s/ Deloitte & Touche LLP
-------------------------
Kansas City, Missouri
March 9, 2007



             Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Assurant, Inc.:

We have examined management's assertion, included in the accompanying management's Report on Assessment of Compliance with 1122(d)(2)(vi) and 1122(d)(4)(xi) of Regulation AB Servicing Criteria, that American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as of December 31, 2006 and for the year then ended, excluding (i) criteria
1122(d)(1)(i)  through  1122(d)(1)(iv),   1122(d)(2)(i)  through  1122(d)(2)(v),
1122(d)(2)(vii),  1122(d)(3)(i)  through  1122(d)(3)(iv),  1122(d)(4)(i) through
1122(d)(4)(x) and 1122(d)(4)(xiii) through 1122(d)(4)(xv), which the Asserting Party has determined are not applicable to the activities performed by it with respect to the Platform and (ii), criterion 1122(d)(4)(xii), which relates to servicing activities that are applicable to the Platform, but are excluded from the scope of management's assertion and are not reported on herein. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was concluded in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Asserting Party complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
------------------------------
Atlanta, Georgia
February 23, 2007



            Report of Independent Registered Public Accounting Firm

To the Board of Directors of The First American Corporation:

We have examined First American Real Estate Solutions of Texas, L.P.'s (the "Company" and an indirect subsidiary of The First American Corporation), compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all loans for residential mortgage loan outsourcing customers for which the Company served as the residential tax service provider (the "Platform") described in the accompanying Report on Assessment of Compliance, as of December 31, 2006 and for the year then ended, excluding criteria 1122(d)(1)(i)-(iii), 1122(d)(2)(i)-(iv), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and 1122(d)(4)(xiv)-(xv), which the
Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material instance of noncompliance with the servicing criteria set forth in Item 1122(d)(2)(vii)(B) of Regulation AB applicable to the Company during year ended December 31, 2006. Account reconciliations for all asset-backed securities related bank accounts were not prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements as required by Item 1122(d)(2)(vii)(B) of Regulation AB.

In our opinion, except for the material instance on noncompliance described in the preceding paragraph, First American Real Estate Solutions of Texas, L.P. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for all loans for residential mortgage loan outsourcing customers for which the Company served as the residential tax service provider, in all material respects.

/s/ PricewaterhouseCoopers LLP
------------------------------
Dallas, Texas
February 28, 2007

                                  EXHIBIT 34.2
                                ----------------

             Report of Independent Registered Public Accounting Firm


Board of Directors
The Bank of New York

We have examined management's assertion, included in the accompanying Management's Report on Assertion of Compliance with Applicable Servicing Criteria that The Bank of New York and The Bank of New York Trust Company, N.A., (collectively, the "Company"), complied with the servicing criteria set forth in
Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the publicly issued (i.e. transaction-level reporting initially required under the Securities and Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent, or custodial services (the "Platform") as of and for the year ended December 31, 2006 except for criteria 1122(d)(1)(ii)-(iv), and 1122(d)(4)(iv)-(xiii), which the Company has determined are not applicable to the activities performed by them with respect to the servicing Platform covered by this report. The Platform includes like-kind transactions for which the Company provided trustee, securities administration, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone
Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as applicable, as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.

                                                /s/ Ernst & Young LLP
March 1, 2007

                                  EXHIBIT 34.3
                                ----------------
             Report of Independent Registered Public Accounting Firm
                 JPMorgan Chase Bank, N.A., as Indenture Trustee


To the Board of Directors of JPMorgan Chase Bank, National Association

We have examined  JPMorgan Chase Bank,  National  Association's  (the "Company")
compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB as of September 30, 2006 and for the period from January 1, 2006 to September 30, 2006 (the "Reporting Period") for the asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit card receivables, dealer floor plans, retail installment contracts and manufactured housing contracts that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the Reporting Period (the "Platform") described in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, excluding criteria 1122(d)(1)(ii)-(iv), 1122(d)(2)(iii), 1122(d)(2)(vi), 1122(d)(4)(i)-(ii), and 1122(d)(4)(iv)-(xiv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset- backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material noncompliance with the servicing criteria set forth in Items 1122(d)(3)(i) and 1122(d)(3)(ii) of Regulation AB applicable to the Company during the period from January 1, 2006 to September 30, 2006. Certain monthly investor reports omitted information required by the transaction agreements and/or contained errors in the information presented and certain monthly investor distributions contained errors as to the amounts due to certain investors.

In our opinion, except for the material noncompliance described in the preceding paragraph, JPMorgan Chase Bank, National Association complied with the aforementioned applicable servicing criteria as of and for the period ended September 30, 2006 for the Platform, in all material respects.


/s/ PricewaterhouseCoopers LLP
-------------------------------
New York, New York
March 14, 2007


             Report of Independent Registered Public Accounting Firm

To the Board of Directors of JPMorgan Chase Bank, National Association

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that JPMorgan Chase Bank, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d)of the Securities and Exchange Commission's Regulation AB as of December 31, 2006 and for the period from October 1, 2006 to December 31, 2006 (the "Reporting Period") for the asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit cards, dealer floor plans, retail installment contracts and manufactured housing contacts, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(i)-(iv), 1122(d)(2)(i)-(vi), 1122(d)(3)(i)-(iv) and 1122(d)(4)(i)-(xv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset- backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the JPMorgan Chase Bank, National Association complied with the aforementioned applicable servicing criteria as of and for the period ended December 31, 2006 for the Platform is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP
-------------------------------
New York, New York
March 12, 2007

                                  EXHIBIT 34.4
                                ----------------
             Report of Independent Registered Public Accounting Firm
                  U.S. Bank, National Association, as Custodian


             Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Corporate Trust Asset Backed Securities platform (the Platform) as of and for the year ended December 31, 2006, except for criteria 1122(d)(1)(i), 1122 (d)(1)(iii), 1122(d)(2)(i) through 1122(d)(2)(vii), 1122(d)(3)(i) through
1122(d)(3)(iv), and 1122(d)(4)(iv) through 1122(d)(4)(xv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was concluded in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the afore-mentioned servicing criteria as of and for the year ended December 31, 2006, for the Corporate Trust Asset Backed Securities platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP
---------------------
February 26, 2007



             Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Wachovia Document Custody Services platform (the Platform) as of September 5, 2006, and for the period from January 1, 2006 through September 5, 2006, except for criteria 1122(d)(1)(i), 1122 (d)(1)(iii), 1122(d)(1)(iv),
1122(d)(2)(i) through 1122(d)(2)(vii), 1122(d)(3)(i) through 1122(d)(3)(iv), and
1122(d)(4)(iv) through 1122(d)(4)(xv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was concluded in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the afore-mentioned servicing criteria as of September 5, 2006, and for the period from January 1, 2006 through September 5, 2006, for the Wachovia Document Custody Services platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP
---------------------
February 26, 2007

                                  EXHIBIT 35.1
                                ----------------

                             NOVASTAR MORTGAGE, INC.
                         OFFICER'S CERTIFICATE REGARDING
                         ANNUAL STATEMENT OF COMPLIANCE

                                  March 9, 2007

     I, Christopher S. Miller, Senior Vice President of Servicing, hereby certify that I am a duly appointed officer of NovaStar Mortgage, Inc., a Virginia corporation, (the "Servicer") and further certify as follows:

(i) I have reviewed the Servicer's activities during the preceding calendar year and the Servicer's performance under the various Pooling and Servicing Agreements and Sale and Servicing Agreements (see attached Exhibit A) under which the Servicer is party has been made under my supervision,

(ii) To the best of my knowledge, based on such review, the Servicer has fulfilled its obligations under this Agreement in all material respects for such year, except as follows: certain monthly bank reconciliations were not prepared and reviewed timely, certain monthly bank reconciliations contained reconciling items that were not cleared timely, reassignment of loans within the Mortgage Electronic Registration System (MERS) was not performed and fidelity bond coverage was not at the level required by the servicing agreements. Control activities related to these items have been implemented and individual instances of noncompliance have been or are in the process of being corrected.

(iii) No Subservicers have performed any duties on behalf of NovaStar Mortgage, Inc.


/s/ Christopher S. Miller
-----------------------------------
Christopher S. Miller
Senior Vice President of Servicing


NovaStar Mortgage, Inc.
Exhibit A to Certificate of Officer
March 9, 2007
-----------------------------------

Description                                             Date of Agreement

Pooling and Servicing Agreements:
  NovaStar Mortgage Funding Trust, Series 2002-3        September 1, 2002
  NovaStar Mortgage Funding Trust, Series 2003-1        February 1, 2003
  NovaStar Mortgage Funding Trust, Series 2003-2        June 1, 2003
  NovaStar Mortgage Funding Trust, Series 2003-3        September 1, 2003
  NovaStar Mortgage Funding Trust, Series 2003-4        November 1, 2003
  NovaStar Mortgage Funding Trust, Series 2004-1        March 1, 2004
  NovaStar Mortgage Funding Trust, Series 2004-2        June 1, 2004
  NovaStar Mortgage Funding Trust, Series 2004-3        September 1, 2004
  NovaStar Mortgage Funding Trust, Series 2004-4        November 1, 2004
  NovaStar Mortgage Funding Trust, Series 2005-1        February 1, 2005
  NovaStar Mortgage Funding Trust, Series 2005-2        May 1, 2005
  NovaStar Mortgage Funding Trust, Series 2005-3        September 1, 2005
  NovaStar Mortgage Funding Trust, Series 2005-4        December 1, 2005
  NovaStar Mortgage Funding Trust, Series 2006-2        June 1, 2006
  NovaStar Mortgage Funding Trust, Series 2006-3        June 1, 2006
  NovaStar Mortgage Funding Trust, Series 2006-4        August 1, 2006
  NovaStar Mortgage Funding Trust, Series 2006-5        September 1, 2006
  NovaStar Mortgage Funding Trust, Series 2006-6        December 1, 2006

Sale and Servicing Agreements:
  NovaStar Mortgage Funding Trust, Series 2006-1        April 1, 2006
  NovaStar Mortgage Funding Trust, Series 2006-MTA1     May 1, 2006